Form 10-K
period 2000-12-31
ASSET BACKED FUNDING CORP ASSET BK FUNDING TRUST 1999-1
filed 2002-09-23
CIK 1101314

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K

[X]      Annual  report  pursuant  to  Section  13 or  15(d)  of the Securities
         Exchange   Act  of  1934 for the fiscal year ended December 31, 2000

[  ]     Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the transition period from   to


                      Commission File Number 333-32857-02

                        ASSET BACKED FUNDING CORPORATION
             (Exact name of registrant as specified in its charter)


       Delaware                                           75-2533468
 (State or other jurisdiction of               (IRS Employer Identification No.)
     incorporation)

100 North Tryon Street
Charlotte, North Carolina                                   28255
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code : (704) 386-2400

               Asset Backed Funding Certificates, Series 1999-1
            (Title of each class of securities covered by this Form)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Documents incorporated by reference:  None

ASSET BACKED FUNDING CORPORATION
Asset Backed Funding Certificates, Series 1999-1
-----------------------------------------------------------------------


PART I

Item 1.  Business

         Omitted.

Item 2.  Properties

         Omitted.

Item 3.  Legal Proceedings

The Registrant is not aware of any material legal proceeding with respect to, the Company, the Master Servicer or the Trustee, as related to the Trust.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote or consent of Holders of the Offered Certificates during the fiscal year covered by this report.


PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Trust does not issue stock. There is currently no established secondary market for the Certificates.


Item 6.  Selected Financial Data

         Omitted.

Item 7. Management's Discussion and Analysis of Financial condition and Results of Operations

         Omitted.

Item 8.  Financial Statements and Supplementary Data

         Omitted.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There was no change of accountants or disagreement with accountants on any matter of accounting principles or practices or financial disclosure.

PART III

Item 10. Directors and Executive Officers of the Registrant

         Omitted.

Item 11. Executive Compensation

         Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Omitted.


Item 13. Certain Relationships and Related Transactions

No reportable transactions have occurred.


PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report:

    (1) Financial Statements:
         Omitted.

    (2)  Financial Statement Schedules:
         Omitted.

    (3)  Exhibits:

   Annual Servicer Statement of Compliance, filed as Exhibit 99.1 hereto. Annual Statement of Independent Accountants Report for the Servicer, filed as Exhibit 99.2 hereto.

(b) Reports on Form 8-K: The following Current Reports on Form 8-K were filed by the Registrant during the last quarter of 2000.

     Current Reports on Form 8-K dated October 25, 2000, November 26, 2000, and December 26, 2000 were filed for the purpose of filing the Monthly Statement sent to the Holders of the Offered Certificates for payments made on the same date. The items reported in such Current Report were
     Item 5 (Other Events).

(c)   Exhibits to this report are listed in Item (14)(a)(3) above.

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000

ASSET BACKED FUNDING CORPORATION
Asset Backed Funding Certificates, Series 1999-1
-----------------------------------------------------------------------

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 I, Rebekah Pappachen, certify that:

 1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Asset Backed Funding Corporation.

 2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

 3. Based on my knowledge, the servicing information required to be provided to the trustee by the servicer under the pooling and servicing agreement is included in these reports.


                                     JPMorgan Chase Bank
                                     fka The Chase Manhattan Bank
                                     not in its individual capacity but solely as Trustee under the Agreement referred to herein


Date: September 20, 2002               By: /s/ Rebekah Pappachen
                                     -------------------------------------
                                        Rebekah Pappachen
                                        Trust Officer

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

The registrant has not sent an annual report or proxy material to its security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.





                                 EXHIBIT INDEX

Exhibit     Description

 99.1       Servicer's Annual Statement of Compliance
 99.2       Servicer's Annual Independent Accountant's Report


EXHIBIT 99.1 - Servicer's Annual Statement of Compliance

LITTON LOAN SERVICING, LP
a subsidiary of Enhance Financial Services Group Inc.

5373 West Alabama, Suite 600                 Telephone 713.960.9676
Houston, Texas  77056                         Fax 713.966.8856





                            Litton Loan Servicing LP
             Compliance Certification Year Ended December 31, 2000
                Asset Backed Funding Certificates, Series 1999-1

     The undersigned Officer of Litton Loan Servicing LP certifies that for the year ended December 31, 2000, Litton has complied with Section 3.27 of the Pooling and Servicing Agreement by and between Asset Backed Funding Corporation, Inc., as Depositor, Credit-Based Asset Servicing and Securitization LLC, as seller, The Chase Manhattan Bank, as Trustee and Litton Loan Servicing LP, as Servicer, dated November 1, 1999, as they relate to the Internal Revenue Service Information reporting requirements including those under Sections 6050J.

By:  /s/ Janice McClure                Dated:   May 8, 2001
      Janice McClure
     Senior Vice President



State of Texas

County of Harris

     On May 8, 2001, before me a Notary Public in and for said state, personally appeared Janice McClure of Litton Loan Servicing LP, personally known to me to be the person whose name is subscribed to the instrument and acknowledged to me that he executed that same in his authorized capacity, and that by his signature on the instrument, the entity upon behalf of which the person acted, executed the instrument.

WITNESS my hand and official seal.

/s/ Laurie L. Struecker
-----------------------------
Laurie L. Struecker
Notary Public State of Texas
My Commission Expires 02-04-2002

LITTON LOAN SERVICING, LP
an Affiliate of C-Bass

5373 West Alabama, Suite 600                 Telephone 713.960.9676
Houston, Texas  77056


January 12, 2001

     As of December 31, 2000, Litton Loan Servicing LP has complied in all material respects with the minimum servicing set forth in the Mortgage Bankers Association of America's Uniform Single Attestion Program for Mortgage Bankers. As of and for this same period, Litton Loan Servicing LP had in effect a fidelity bond in the amount of $10,000,000 and an errors and omissions policy in the amount of $10,000,000.


/s/ Larry B. Litton, Sr.
      Larry B. Litton, Sr., President & CEO



/s/ Janice McClure
      Janice McClure, Senior Vice President

EXHIBIT 99.2 - Servicer's Annual Independent Accountant's Report




Deloitte & Touche LLP
Suite 2300
333 Clay Street
Houston, Texas  77002

INDEPENDENT AUDITORS' REPORT

To the Partners of
        Litton Loan Servicing LP:

We have examined  management's  assertion  about Litton Loan Servicing LP's
(the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 2000, included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

     Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination of the Company's compliance with the minimum servicing standards.

     In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2000 is fairly stated, in all material respects.

January 12, 2001