Form 10-K
period 2001-12-31
ASSET BACKED FUNDING CORP ASSET BK FUNDING TRUST 1999-1
filed 2002-09-23
CIK 1101314

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K

[X]      Annual  report  pursuant  to  Section  13 or  15(d)  of the Securities
         Exchange   Act  of  1934 for the fiscal year ended December 31, 2001

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

(b) Reports on Form 8-K: The following Current Reports on Form 8-K were filed by the Registrant during the last quarter of 2001.

     Current Reports on Form 8-K dated October 25, 2001, November 26, 2001, and December 26, 2001 were filed for the purpose of filing the Monthly Statement sent to the Holders of the Offered Certificates for payments made on the same date. The items reported in such Current Report were
     Item 5 (Other Events).

(c)   Exhibits to this report are listed in Item (14)(a)(3) above.

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001

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


                                     JPMorgan Chase Bank
                                     not in its individual capacity but solely as Trustee under the Agreement referred to herein


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





                                 EXHIBIT INDEX

Exhibit     Description

 99.1       Servicer's Annual Statement of Compliance
 99.2       Servicer's Annual Independent Accountant's Report


EXHIBIT 99.1 - Servicer's Annual Statement of Compliance

LITTON LOAN SERVICING, LP
an affiliate of C-Bass

4828 Loop Central Drive                               Telephone 713.960.9676
Houston, Texas  77081                                       Fax 713.960.0539




                            Litton Loan Servicing LP
             Compliance Certification Year Ended December 31, 2001
                Asset Backed Funding Certificates, Series 1999-1

     The undersigned Officer of Litton Loan Servicing LP certifies that for the year ended December 31, 2001, Litton has complied with Section 3.27 of the Pooling and Servicing Agreement by and between Asset Backed Funding Corporation, Inc., as Depositor, Credit-Based Asset Servicing and Securitization LLC, as seller, The Chase Manhattan Bank, as Trustee and Litton Loan Servicing LP, as Servicer, dated November 1, 1999, as they relate to the Internal Revenue Service Information reporting requirements including those under Sections 6050J.

By:  /s/ Janice McClure                Dated:   May 14, 2002
      Janice McClure
     Senior Vice President



State of Texas

County of Harris

     Before me a Notary Public, on this day personally appeared Janice McClure, Senior Vice President of Litton Loan Servicing LP, known to me to be the person whose name is subscribed to the foregoing instrument and acknowledged to me that she executed that same for the purposes and consideration therein expressed.

Given under my hand and seal of office this 14th day of May, 2002.

/s/ Laurie L. Fourtherston
Laurie Foutherston
Notary Public State of Texas
My Commission Expires 02-04-2006

LITTON LOAN SERVICING, LP
an affiliate of C-Bass

4828 Loop Central Drive                               Telephone 713.960.9676
Houston, Texas  77081                                       Fax 713.960.0539



January 18, 2002

     As of December 31, 2001, Litton Loan Servicing LP has complied in all material respects with the minimum servicing set forth in the Mortgage Bankers Association of America's Uniform Single Attestion Program for Mortgage Bankers. As of and for this same period, Litton Loan Servicing LP had in effect a fidelity bond in the amount of $15,000,000 and an errors and omissions policy in the amount of $15,000,000.


/s/ Larry B. Litton, Sr.
      Larry B. Litton, Sr., President & CEO



/s/ Janice McClure
      Janice McClure, Senior Vice President

EXHIBIT 99.2 - Servicer's Annual Independent Accountant's Report




Deloitte & Touche LLP
Suite 2300
333 Clay Street
Houston, Texas  77002

INDEPENDENT AUDITORS' REPORT

To the Partners of
        Litton Loan Servicing LP:

     We have examined management's assertion about Litton Loan Servicing LP's (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 2001, included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

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

     In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2001 is fairly stated, in all material respects.

January 18, 2002